Form 10-Q
period 2025-12-31
Golub Capital Private Income Fund S
filed 2026-02-17
CIK 2082557

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2025
OR
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number 814-01945

Golub Capital Private Income Fund S
(Exact name of registrant as specified in its charter)

Delaware	39-3613464
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Park Avenue, 25th Floor
New York, NY 10166
(Address of principal executive offices)

(212) 750-6060
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☑	Non-accelerated filer	☐	Smaller reporting company
☑	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
As of February 17, 2026, the Registrant had 4,273,517.120 common shares of beneficial interest, $0.01 par value, outstanding. Common shares of beneficial interest outstanding excludes February 1, 2026 subscriptions since the offering price is not yet finalized at this time.

Golub Capital Private Income Fund S
Consolidated Statement of Financial Condition
(In thousands, except share and per share data)

December 31, 2025
(unaudited)
Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $178,643)	$178,643
Cash	46,668
Cash equivalents	21,795
Foreign currencies (cost of $10)	10
Restricted cash	186
Restricted foreign currencies (cost of $1)	1
Interest receivable	781
Receivable for investments	408
Deferred offering costs	599
Other assets	1,190
Total Assets	$250,281
Liabilities
Debt	$119,873
Interest payable	295
Distributions payable	27
Payable for investments purchased	607
Payable for repurchased common shares	20,510
Accounts payable and accrued expenses	2,131
Total Liabilities	143,443
Commitments and Contingencies (Note 7)
Net Assets
Common Stock, par value $0.01 per share, unlimited shares authorized, 4,273,517.120 shares issued and outstanding as of December 31, 2025	43
Paid in capital in excess of par	106,795
Distributable earnings (losses)	—
Total Net Assets	106,838
Total Liabilities and Total Net Assets	$250,281
Number of common shares outstanding	4,273,517.120
Net asset value per common share	$25.00

See Notes to Consolidated Financial Statements

Golub Capital Private Income Fund S
Consolidated Statement of Operations (unaudited)
(In thousands, except share and per share data)

Period ended December 31, 2025
Investment income
Interest income	$27
Total investment income	27
Expenses
Professional fees	$14
Organization expenses	1,097
Total expenses	1,111
Expense support (Note 3)	(1,111)
Net expenses	—
Net investment income	27
Net increase (decrease) in net assets resulting from operations	$27
Per Common Share Data
Earnings available to shareholders	$27
Basic and diluted weighted average common shares outstanding (Note 10)	144,834
Basic and diluted earnings per common share (Note 10)	$0.18

See Notes to Consolidated Financial Statements

Golub Capital Private Income Fund S
Consolidated Statement of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Shares		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Beginning Balance (1)	400.000	$—	$10	$—	$10
Issuance of common shares	5,093,517.120	51	127,287	—	127,338
Repurchase of common shares	(820,400.000)	(8)	(20,502)	—	(20,510)
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	27	27
Distributions to shareholders:
Distributions declared and payable	—	—	—	(27)	(27)
Total increase for December 31, 2025	4,273,117.120	43	106,785	—	106,828
Balance at December 31, 2025 (Commencement of operations)	4,273,517.120	$43	$106,795	$—	$106,838

(1)Represents shares issued on September 26, 2025 and outstanding as of September 30, 2025 included in the Company’s seed financial statements.
See Notes to Consolidated Financial Statements

Golub Capital Private Income Fund S
Consolidated Statement of Cash Flows (unaudited)
(In thousands)

For the period ended December 31, 2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$27
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Acquisition of subsidiaries, net of cash acquired(1)	(73,031)
Changes in operating assets and liabilities:(2)
Interest receivable	(27)
Deferred offering costs	(244)
Other assets	(1,190)
Accounts payable and accrued expenses	1,429
Net cash provided by (used in) operating activities	(73,036)
Cash flows from financing activities
Borrowings on debt	14,348
Proceeds from issuance of common shares	127,338
Net cash provided by (used in) financing activities	141,686
Net change in cash, cash equivalents, foreign currencies, restricted cash and restricted foreign currencies	68,650
Cash, beginning of period(3)	10
Cash, cash equivalents, foreign currencies, restricted cash and restricted foreign currencies, end of period	$68,660
Supplemental disclosure of cash flow information:
Distributions declared for the period	$27
The following table provides a reconciliation of cash, cash equivalents, foreign currencies, restricted cash and restricted foreign currencies within the Consolidated Statement of Financial Condition that sum to the total of the same such amounts in the Consolidated Statement of Cash Flows:

As of
December 31, 2025
Cash	$46,668
Cash equivalents	21,795
Foreign currencies (cost of $10)	10
Restricted cash	186
Restricted foreign currencies (cost of $1)	1
Total cash, cash equivalents, foreign currencies, restricted cash and restricted foreign currencies shown in the Consolidated Statement of Cash Flows(4)	$68,660
(1) On December 31, 2025, in connection with the acquisition of GPIF S Funding, GPIF S Holdings, and PIF Holding Blocker S, the Company acquired total assets of $181,410, inclusive of $178,643 of investments, $1,605 of cash, cash equivalents, foreign currencies, restricted cash and restricted foreign currencies, $754 of interest receivable, and $408 of receivable for investments, net of $106,774 of assumed liabilities, inclusive of $105,525 debt assumed.
(2) Represents change in operating assets and liabilities from the Company’s September 30, 2025 seed financial statements.
(3) Represents cash balance at September 30, 2025 included in the Company’s seed financial statements.
(4) See Note 2 for a description of cash, cash equivalents, foreign currencies, restricted cash, and restricted foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital Private Income Fund S
Consolidated Schedule of Investments (unaudited)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Automobiles
Denali Midco 2, LLC	One stop				N/A(6)				12/2028	$—	$—	—%	$—
Denali Midco 2, LLC*	One stop	SF +	5.25%	(f)	8.97%				12/2028	4,082	4,082	3.8	4,082
Denali Midco 2, LLC	One stop	SF +	5.25%	(f)	8.97%				12/2028	295	295	0.3	295
Denali Midco 2, LLC(16)	Second lien	N/A			13.00%	PIK			12/2029	496	496	0.5	496
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(h)	8.87%				07/2029	78	78	—	78
National Express Wash Parent Holdco, LLC*	One stop	SF +	5.00%	(g)	8.67%				07/2029	4,925	4,925	4.6	4,925
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(h)	8.60%				07/2029	212	212	0.2	212
										10,088	10,088	9.4	10,088
Beverages
Financial Information Technologies, LLC	One stop				N/A(6)				06/2030	—	—	—	—
Financial Information Technologies, LLC*	One stop	SF +	4.75%	(g)	8.42%				06/2030	5,387	5,387	5.0	5,387
										5,387	5,387	5.0	5,387
Building Products
BECO Holding Company, Inc.*	One stop	SF +	5.25%	(g)	9.07%				11/2028	2,619	2,619	2.5	2,619
BECO Holding Company, Inc.	One stop				N/A(6)				11/2027	—	—	—	—
BECO Holding Company, Inc.	One stop	SF +	5.25%	(g)	9.07%				11/2028	19	19	—	19
BECO Holding Company, Inc.	One stop				N/A(6)				11/2028	—	—	—	—
										2,638	2,638	2.5	2,638
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC*	One stop	SF +	5.00%	(g)	8.69%				06/2031	1,974	1,974	1.9	1,974
CI (Quercus) Intermediate Holdings, LLC	One stop				N/A(6)				06/2031	—	—	—	—
CI (Quercus) Intermediate Holdings, LLC	One stop	SF +	5.00%	(g)	8.67%				06/2031	547	547	0.5	547
Gateway Services, Inc.(7)(8)(10)	One stop				N/A(6)				09/2028	—	—	—	—
Gateway Services, Inc.*(7)(8)(10)	One stop	CA +	4.75%	(i)	7.01%				09/2028	8	8	—	8
Gateway Services, Inc.(7)(10)	One stop	SF +	4.75%	(g)	8.42%				09/2028	1	1	—	1
Gateway Services, Inc.(7)(10)	One stop				N/A(6)				09/2028	—	—	—	—
Gateway Services, Inc.*(7)(10)	One stop	SF +	4.75%	(g)	8.42%				09/2028	782	782	0.7	782
PT Intermediate Holdings III, LLC	One stop				N/A(6)				04/2030	—	—	—	—
PT Intermediate Holdings III, LLC*(16)	One stop	SF +	5.00%	(g)	6.92%	cash/	1.75%	PIK	04/2030	5,655	5,655	5.3	5,655
										8,967	8,967	8.4	8,967
Containers & Packaging
Chase Intermediate*	One stop	SF +	4.75%	(g)	8.59%				10/2028	5,551	5,551	5.2	5,551
Chase Intermediate	One stop	SF +	4.75%	(g)	8.42%				10/2028	203	203	0.2	203
Chase Intermediate	One stop				N/A(6)				10/2028	—	—	—	—
Packaging Coordinators Midco, Inc.*	One stop	SF +	4.50%	(g)	8.34%				07/2032	3,651	3,651	3.4	3,651
Packaging Coordinators Midco, Inc.	One stop				N/A(6)				07/2032	—	—	—	—
Packaging Coordinators Midco, Inc.	One stop				N/A(6)				07/2032	—	—	—	—
Packaging Coordinators Midco, Inc.	One stop	SF +	4.50%	(g)	8.34%				07/2032	26	26	—	26
Packaging Coordinators Midco, Inc.	One stop				N/A(6)				07/2032	—	—	—	—
Packaging Coordinators Midco, Inc.	One stop				N/A(6)				07/2032	—	—	—	—
Packaging Coordinators Midco, Inc.(8)	One stop	SN +	4.50%	(e)	8.22%				07/2032	1	1	—	1
										9,432	9,432	8.8	9,432
Diversified Consumer Services
PADI Holdco, Inc.	One stop	SF +	5.00%	(g)	9.08%				01/2029	78	78	0.1	78
PADI Holdco, Inc.*(8)	One stop	E +	5.00%	(c)	7.07%				01/2029	1,068	1,068	1.0	1,068
PADI Holdco, Inc.*	One stop	SF +	5.00%	(g)	8.99%				01/2029	1,660	1,660	1.6	1,660
PADI Holdco, Inc.*(8)	One stop	A +	5.50%	(d)	9.20%				01/2029	302	302	0.3	302
										3,108	3,108	3.0	3,108
See Notes to Consolidated Financial Statements

Golub Capital Private Income Fund S
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
PDI TA Holdings, Inc.	One stop	SF +	5.50%	(g)	9.34%				02/2031	$176	$176	0.2%	$176
PDI TA Holdings, Inc.*	One stop	SF +	5.50%	(g)	9.34%				02/2031	2,885	2,885	2.7	2,885
										3,061	3,061	2.9	3,061
Healthcare Equipment & Supplies
CCSL Holdings, LLC	One stop	SF +	5.75%	(f)	9.47%				12/2028	300	300	0.3	300
CCSL Holdings, LLC*	One stop	SF +	5.75%	(f)	9.47%				12/2028	4,066	4,066	3.8	4,066
CCSL Holdings, LLC*(8)	One stop	SN +	5.75%	(e)	9.47%				12/2028	494	494	0.5	494
CCSL Holdings, LLC*(8)	One stop	E +	5.75%	(b)	7.65%				12/2028	948	948	0.9	948
										5,808	5,808	5.5	5,808
Healthcare Providers & Services
Datix Bidco Limited and RL Datix Holdings, Inc.*(7)(8)(9)	One stop	SN +	5.00%	(e)	8.72%				04/2031	1,921	1,921	1.8	1,921
Datix Bidco Limited and RL Datix Holdings, Inc.(7)(9)	One stop				N/A(6)				04/2031	—	—	—	—
Datix Bidco Limited and RL Datix Holdings, Inc.*(7)(9)	One stop	SF +	5.00%	(h)	8.73%				04/2031	3,001	3,001	2.8	3,001
Datix Bidco Limited and RL Datix Holdings, Inc.(7)(9)	One stop				N/A(6)				10/2030	—	—	—	—
PPV Intermediate Holdings, LLC	One stop	SF +	5.75%	(g)	9.63%				08/2029	55	50	—	50
PPV Intermediate Holdings, LLC*	One stop	SF +	5.75%	(g)	9.57%				08/2029	5,420	5,365	5.0	5,365
PPV Intermediate Holdings, LLC(16)	One stop	N/A			13.75%	PIK			08/2030	290	281	0.3	281
PPV Intermediate Holdings, LLC	One stop				N/A(6)				08/2029	—	—	—	—
										10,687	10,618	9.9	10,618
Healthcare Technology
Netsmart Technologies, Inc.*(16)	One stop	SF +	5.20%	(f)	6.22%	cash/	2.70%	PIK	08/2031	4,855	4,855	4.5	4,855
Netsmart Technologies, Inc.	One stop				N/A(6)				08/2031	—	—	—	—
Netsmart Technologies, Inc.	One stop				N/A(6)				08/2031	—	—	—	—
										4,855	4,855	4.5	4,855
Hotels, Restaurants & Leisure
BJH Holdings III Corp.*	One stop	SF +	5.00%	(g)	8.69%				08/2027	5,375	5,375	5.0	5,375
BJH Holdings III Corp.	One stop	SF +	5.00%	(g)	8.69%				08/2027	413	413	0.4	413
QSR Acquisition Co.*	One stop	SF +	4.25%	(f)	7.97%				06/2032	4,679	4,679	4.4	4,679
QSR Acquisition Co.	One stop				N/A(6)				06/2032	—	—	—	—
QSR Acquisition Co.	One stop				N/A(6)				06/2032	—	—	—	—
Saguaro Buyer, LLC*	One stop	SF +	4.50%	(g)	8.17%				07/2032	1,292	1,292	1.2	1,292
Saguaro Buyer, LLC	One stop				N/A(6)				07/2032	—	—	—	—
Saguaro Buyer, LLC*	One stop	SF +	4.50%	(g)	8.34%				07/2032	1,701	1,701	1.6	1,701
										13,460	13,460	12.6	13,460
Insurance
Captive Resources Midco, LLC	One stop				N/A(6)				07/2028	—	—	—	—
Captive Resources Midco, LLC*	One stop	SF +	4.50%	(f)	8.22%				07/2029	5,635	5,635	5.3	5,635
J.S. Held Holdings, LLC	One stop				N/A(6)				06/2028	—	—	—	—
J.S. Held Holdings, LLC*	One stop	SF +	4.75%	(g)	8.57%				06/2028	3,821	3,821	3.6	3,821
J.S. Held Holdings, LLC	One stop	SF +	4.75%	(g)	8.57%				06/2028	2	2	—	2
Pareto Health Intermediate Holdings, Inc.	One stop				N/A(6)				06/2029	—	—	—	—
Pareto Health Intermediate Holdings, Inc.*	One stop	SF +	4.75%	(h)	8.35%				06/2030	5,183	5,183	4.9	5,183
Pareto Health Intermediate Holdings, Inc.	One stop				N/A(6)				06/2030	—	—	—	—
People Corporation(7)(8)(10)	One stop	CA +	5.25%	(i)	7.82%				02/2027	217	217	0.2	217
People Corporation*(7)(8)(10)	One stop	CA +	5.25%	(i)	7.83%				02/2028	4,978	4,991	4.7	4,991
People Corporation(7)(8)(10)	One stop	CA +	5.00%	(i)	7.57%				02/2028	541	541	0.5	541
										20,377	20,390	19.2	20,390
See Notes to Consolidated Financial Statements

Golub Capital Private Income Fund S
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IT Services
ReliaQuest Holdings, LLC	One stop				N/A(6)				04/2031	$—	$—	—%	$—
ReliaQuest Holdings, LLC	One stop				N/A(6)				04/2031	—	—	—	—
ReliaQuest Holdings, LLC*(16)	One stop	SF +	6.00%	(g)	6.59%	cash/	3.25%	PIK	04/2031	5,467	5,467	5.1	5,467
										5,467	5,467	5.1	5,467
Life Sciences Tools & Services
PAS Parent Inc.	One stop				N/A(6)				08/2031	—	—	—	—
PAS Parent Inc.*	One stop	SF +	4.50%	(f)	8.22%				08/2032	2,586	2,586	2.4	2,586
PAS Parent Inc.	One stop				N/A(6)				08/2032	—	—	—	—
										2,586	2,586	2.4	2,586
Marine
Project Nike Purchaser, LLC(5)	One stop				N/A(6)				04/2029	—	(3)	—	(3)
Project Nike Purchaser, LLC*	One stop	SF +	5.25%	(g)	8.92%				04/2029	5,791	5,732	5.4	5,732
										5,791	5,729	5.4	5,729
Professional Services
Denali Intermediate Holdings, Inc.	One stop				N/A(6)				08/2032	—	—	—	—
Denali Intermediate Holdings, Inc.*	One stop	SF +	5.50%	(f)	9.23%				08/2032	5,591	5,591	5.2	5,591
										5,591	5,591	5.2	5,591
Real Estate Management & Development
Inhabit IQ Inc.	One stop				N/A(6)				01/2032	—	—	—	—
Inhabit IQ Inc.*	One stop	SF +	4.50%	(f)	8.22%				01/2032	2,236	2,236	2.1	2,236
Inhabit IQ Inc.	One stop				N/A(6)				01/2032	—	—	—	—
MRI Software, LLC	One stop	SF +	4.75%	(g)	8.44%				02/2028	116	116	0.1	116
MRI Software, LLC*	One stop	SF +	4.75%	(g)	8.42%				02/2028	5,429	5,429	5.1	5,429
MRI Software, LLC*	One stop	SF +	4.75%	(g)	8.42%				02/2028	126	126	0.1	126
										7,907	7,907	7.4	7,907
Software
Appfire Technologies, LLC	One stop	SF +	4.75%	(g)	8.42%				03/2028	78	74	0.1	74
Appfire Technologies, LLC*	One stop	SF +	4.75%	(g)	8.42%				03/2028	5,468	5,413	5.1	5,413
Appfire Technologies, LLC	One stop	SF +	4.75%	(g)	8.42%				03/2028	36	35	—	35
Bayshore Intermediate #2, L.P.	One stop	SF +	5.00%	(g)	8.69%				10/2027	151	151	0.1	151
Bayshore Intermediate #2, L.P.*(16)	One stop	SF +	5.50%	(g)	6.19%	cash/	3.00%	PIK	10/2028	5,152	5,152	4.8	5,152
Bottomline Technologies, Inc.*	One stop	SF +	4.50%	(g)	8.17%				05/2029	2,454	2,454	2.3	2,454
Diligent Corporation	One stop	SF +	5.00%	(g)	8.82%				08/2030	690	690	0.6	690
Diligent Corporation	One stop				N/A(6)				08/2030	—	—	—	—
Diligent Corporation	One stop	SF +	5.00%	(g)	8.75%				08/2030	121	121	0.1	121
Diligent Corporation*	One stop	SF +	5.00%	(g)	8.82%				08/2030	3,927	3,927	3.7	3,927
GS Acquisitionco, Inc.	One stop	SF +	5.25%	(g)	8.92%				05/2028	103	100	0.1	100
GS Acquisitionco, Inc.*	One stop	SF +	5.25%	(g)	8.92%				05/2028	5,388	5,335	5.0	5,335
GS Acquisitionco, Inc.	One stop	SF +	5.25%	(g)	8.92%				05/2028	26	26	—	26
Hyland Software, Inc.*	One stop	SF +	5.00%	(g)	8.67%				09/2030	3,840	3,840	3.6	3,840
Hyland Software, Inc.	One stop				N/A(6)				09/2029	—	—	—	—
Pineapple German Bidco GMBH*(7)(8)(12)(16)	One stop	E +	5.26%	(c)	4.15%	cash/	3.13%	PIK	01/2031	4,492	4,492	4.2	4,492
Pineapple German Bidco GMBH(7)(8)(12)(16)	One stop	E +	5.26%	(c)	4.15%	cash/	3.13%	PIK	01/2031	150	150	0.1	150
Pineapple German Bidco GMBH(7)(12)(16)	One stop	SF +	5.26%	(g)	5.78%	cash/	3.13%	PIK	01/2031	491	491	0.5	491
Pineapple German Bidco GMBH(7)(8)(12)	One stop				N/A(6)				01/2031	—	—	—	—
Riskonnect Parent, LLC	One stop	SF +	4.75%	(g)(h)	8.44%				12/2028	108	108	0.1	108
Riskonnect Parent, LLC*	One stop	SF +	4.75%	(h)	8.62%				12/2028	5,104	5,104	4.8	5,104
Riskonnect Parent, LLC	One stop				N/A(6)				12/2028	—	—	—	—
Sapphire Bidco Oy*(7)(8)(11)	One stop	E +	4.75%	(c)	6.78%				07/2029	828	828	0.8	828
Togetherwork Holdings, LLC	One stop	SF +	5.00%	(f)	8.72%				05/2031	70	70	0.1	70
Togetherwork Holdings, LLC	One stop	SF +	5.00%	(f)	8.72%				05/2031	37	37	—	37
Togetherwork Holdings, LLC*	One stop	SF +	5.00%	(f)	8.72%				05/2031	2,816	2,816	2.6	2,816
See Notes to Consolidated Financial Statements

Golub Capital Private Income Fund S
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Viper Bidco, Inc.*(8)	One stop	SN +	4.75%	(e)	8.47%	11/2031	$1,495	$1,499	1.4%	$1,499
Viper Bidco, Inc.*	One stop	SF +	4.75%	(g)	8.42%	11/2031	2,957	2,965	2.8	2,965
Viper Bidco, Inc.	One stop				N/A(6)	11/2031	—	—	—	—
Viper Bidco, Inc.	One stop				N/A(6)	11/2031	—	—	—	—
							45,982	45,878	42.9	45,878
Water Utilities
S.J. Electro Systems, LLC	Senior secured	SF +	4.75%	(a)(g)	8.60%	06/2027	81	77	0.1	77
S.J. Electro Systems, LLC*	Senior secured	SF +	4.75%	(g)	8.74%	06/2028	4,575	4,552	4.2	4,552
S.J. Electro Systems, LLC(5)	Senior secured				N/A(6)	06/2028	—	(4)	—	(4)
							4,656	4,625	4.3	4,625

Total debt investments							175,848	175,595	164.4	175,595

See Notes to Consolidated Financial Statements

Golub Capital Private Income Fund S
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(13)(14)
Automobiles
National Express Wash Parent Holdco, LLC	LP interest	N/A	N/A		07/2022	N/A	1	$107	0.1%	$107

Building Products
BECO Holding Company, Inc.(15)	Preferred stock	N/A	11.75%	Non-Cash	11/2021	N/A	1	84	0.1	84
BECO Holding Company, Inc.	LP interest	N/A	N/A		11/2021	N/A	1	100	0.1	100
								184	0.2	184
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC	LP interest	N/A	N/A		10/2021	N/A	67	89	0.1	89
PT Intermediate Holdings III, LLC	LLC interest	N/A	N/A		12/2021	N/A	1	149	0.1	149
								238	0.2	238
Containers & Packaging
Chase Intermediate	LP units	N/A	N/A		04/2022	N/A	34	52	—	52

Diversified Consumer Services
PADI Holdco, Inc.	LLC interest	N/A	N/A		07/2017	N/A	—	84	0.1	84

Food & Staples Retailing
PDI TA Holdings, Inc.	Preferred stock	N/A	N/A		02/2023	N/A	4	184	0.2	184

Healthcare Equipment & Supplies
CCSL Holdings, LLC	LP interest	N/A	N/A		12/2020	N/A	—	119	0.1	119

Hotels, Restaurants & Leisure
Saguaro Buyer, LLC	Common stock	N/A	N/A		07/2025	N/A	—	50	—	50

Life Sciences Tools & Services
PAS Parent Inc.	LP interest	N/A	N/A		12/2021	N/A	1	149	0.2	149
PAS Parent Inc.	Preferred stock	N/A	N/A		03/2023	N/A	—	26	—	26
								175	0.2	175
Real Estate Management & Development
Inhabit IQ Inc.	LLC interest	N/A	N/A		01/2018	N/A	—	23	—	23

See Notes to Consolidated Financial Statements

Golub Capital Private Income Fund S
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Bayshore Intermediate #2, L.P.	Common stock	N/A			N/A		10/2021	N/A	408	$501	0.5%	$501
Diligent Corporation	Preferred stock	N/A			N/A		04/2016	N/A	17	37	—	37
Diligent Corporation(15)	Preferred stock	N/A			10.50%	Non-Cash	04/2021	N/A	—	384	0.4	384
GS Acquisitionco, Inc.(15)	Preferred stock	N/A			11.00%	Non-Cash	04/2021	N/A	—	438	0.4	438
GS Acquisitionco, Inc.	LP interest	N/A			N/A		09/2021	N/A	—	—	—	—
GS Acquisitionco, Inc.(15)	Preferred stock	N/A			11.00%	Non-Cash	11/2021	N/A	—	15	—	15
GS Acquisitionco, Inc.(15)	Preferred stock	SF +	10.50%	(g)	14.17%	Non-Cash	08/2023	N/A	—	1	—	1
Riskonnect Parent, LLC	LP interest	N/A			N/A		11/2021	N/A	118	120	0.1	120
Riskonnect Parent, LLC(15)	Preferred stock	N/A			11.00%	Non-Cash	04/2022	N/A	—	261	0.2	261
Riskonnect Parent, LLC(15)	Preferred stock	SF +	10.50%	(g)	14.70%	Non-Cash	07/2022	N/A	—	15	—	15
Riskonnect Parent, LLC(15)	Preferred stock	N/A			10.50%	Non-Cash	06/2024	N/A	—	1	—	1
Togetherwork Holdings, LLC	Preferred stock	N/A			N/A		07/2024	N/A	13	59	0.1	59
										1,832	1.7	1,832

Total equity investments										3,048	2.8	3,048

Total investments										$178,643	167.2%	$178,643

Money market funds (included in cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)					3.64%	(17)				$21,795	20.4%	$21,795
Total money market funds										21,795	20.4	21,795
Total investments and money market funds										$200,438	187.6%	$200,438

See Notes to Consolidated Financial Statements

Golub Capital Private Income Fund S
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

*	Denotes that all or a portion of the investment collateralizes the BANA Credit Facility (as defined in Note 6).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Prime (“P”), Sterling Overnight Index Average ("SONIA" or “SN”), Australian Interbank Rate (”AUD” or ”A”) or Canadian Overnight Repo Rate Average (“CORRA” or “CA”) which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of December 31, 2025. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of December 31, 2025, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of December 31, 2025, as the loan may have priced or repriced based on an index rate prior to December 31, 2025.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 6.75% as of December 31, 2025.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 1.94% as of December 31, 2025.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 2.03% as of December 31, 2025.
(d) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 3.74% as of December 31, 2025.
(e) Denotes that all or a portion of the contract was indexed to SONIA, which was 3.73% as of December 31, 2025.
(f) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 3.69% as of December 31, 2025.
(g) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 3.65% as of December 31, 2025.
(h) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 3.57% as of December 31, 2025.
(i) Denotes that all or a portion of the contract was indexed to the 90-day Term CORRA, which was 2.26% as of December 31, 2025.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2025.
(3)The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.
(4)The fair values of investments were valued using significant unobservable inputs, unless otherwise noted. See Note 5. The fair value of loan investments may include the impact of the unfunded commitment being valued below par.
(5)The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)The entire commitment was unfunded as of December 31, 2025. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2025, total non-qualifying assets at fair value represented 7.0% of the Company's total assets calculated in accordance with the 1940 Act.
(8)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See Note 2.
(9)The headquarters of this portfolio company is located in the United Kingdom.
(10)The headquarters of this portfolio company is located in Canada.
(11)The headquarters of this portfolio company is located in Finland.
(12)The headquarters of this portfolio company is located in Germany.
(13)Equity investments are non-income producing securities unless otherwise noted.
(14)Ownership of certain equity investments occurs through a holding company or partnership.
(15)The Company holds an equity investment that is income producing.
(16)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the period ended December 31, 2025.
(17)The rate shown is the annualized seven-day yield as of December 31, 2025.

See Notes to Consolidated Financial Statements

Golub Capital Private Income Fund S
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 1. Organization

Golub Capital Private Income Fund S (“GPIF S” or the “Company”), is a Delaware statutory trust formed on July 22, 2025. The Company is an externally managed, non-diversified, closed-end management investment company that commenced operations on December 31, 2025, the effective date of the Company’s election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, beginning with its tax year ending September 30, 2026, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s fiscal year end is September 30.

The Company’s investment objective is to generate current income and capital appreciation by investing primarily in privately originated and privately negotiated investments, predominantly through direct lending to U.S. private companies in the middle-market in the form of one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans. The Company could selectively invest in second lien and subordinated loans (including loans that rank senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) of private companies. The Company also expects to invest in liquid credit instruments, including secured floating rate syndicated loans (e.g., broadly syndicated loans), securitized products and corporate bonds, and the Company’s portfolio may, but will not necessarily, initially be comprised of a greater percentage of such instruments than it will as the Company’s investment program matures, though the exact allocation could vary from time to time depending on market conditions and available investment opportunities. The Company’s portfolio could also include other credit-related investments, including, without limitation, structured and synthetic debt investments and debt investments accompanied by equity securities, preferred equity and, to a limited extent, common equity investments not associated with a debt investment. The Company has entered into an investment advisory agreement dated December 5, 2025 (the “Investment Advisory Agreement”) with GC Advisors, LLC (the “Investment Adviser”), under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. Under an administration agreement dated December 5, 2025 (the “Administration Agreement”) the Company is provided with certain services by an administrator, which is currently Golub Capital LLC (the “Administrator”).

The Company offers its common shares of beneficial interest, par value $0.01 per share (“Common Shares”), in one or more private placement transactions exempt from registration under the U.S. Securities Act of 1933, as amended, pursuant to Section 4(a)(2), Regulation D, and/or Regulation S (the “Offering”), including a private placement of Common Shares to certain qualified purchasers that closed prior to the commencement of the Offering (the “Initial Offering”).

Prior to the Initial Offering, GCP-PIF Feeder S (“GPIF S Feeder”), a Delaware statutory trust and indirectly wholly-owned subsidiary of GCP HS Fund, purchased 820,400 Common Shares at a price of $25.00 per share (the “Initial Capitalization”). The investment manager for GPIF S Feeder and GCP HS Fund is an affiliate of the Investment Adviser. Prior to the Initial Offering closing, the Board authorized the redemption of all of the Initial Capitalization Common Shares outstanding at a price of $25.00 per share effective December 31, 2025.

On December 31, 2025, the Company completed the Initial Offering and accepted subscription agreements for total commitments of $106,828 to purchase the Company’s common shares. On December 31, 2025, the Company received the Initial Offering subscription proceeds and issued 4,273,117.120 Common Shares at a price of $25.00 per share (the “Initial Closing”).

On December 29, 2025, prior to the Company’s election to be regulated as a BDC, the Company entered into a share purchase and sale agreement to acquire its initial portfolio of investments by purchasing 100% of the beneficial interests of each of GPIF S Holdings, GPIF S Funding and PIF Holding Blocker S (the “Initial Assets”) from GCP OS Cayman Trust, a Cayman Islands trust (“OS Cayman Trust”) pursuant to a share purchase and sale agreement by and among the Company, OS Cayman Trust and the Investment Adviser (the “GPIF S Purchase Agreement”). On December 31, 2025, the Company commenced operations and invested proceeds from the Initial Closing to acquire the Initial Assets.

.

Golub Capital Private Income Fund S
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 2. Significant Accounting Policies and Recent Accounting Updates

Basis of presentation: The Company is an investment company as defined in the accounting and reporting guidance under Accounting Standards Codification (“ASC”) Topic 946 - Financial Services - Investment Companies (“ASC Topic 946”).

The accompanying unaudited interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) for the interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated.

Fair value of financial instruments: The Company applies fair value to all of its financial instruments in accordance with ASC Topic 820 - Fair Value Measurement (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. The board of trustees of the Company (the “Board”) designated the Investment Adviser as the Company’s valuation designee (“Valuation Designee”) in accordance with Rule 2a-5 under the 1940 Act. The Valuation Designee is responsible for determining the fair value of the Company’s portfolio investments, subject to oversight of the Board. In accordance with ASC Topic 820, the Valuation Designee has categorized the Company’s financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity-specific measure. Therefore, when market assumptions are not readily available, the Investment Adviser’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

The availability of observable inputs can vary depending on the financial instrument and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market and the current market conditions. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Valuation Designee in determining fair value is greatest for financial instruments classified as Level 3.

Any changes to the valuation methodology are reviewed by management and the Board to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, the Valuation Designee will continue to refine its valuation methodologies. See further description of fair value methodology in Note 5.

Use of estimates: The preparation of the unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Consolidation: As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, GPIF S Holdings, (“Holdings”), GPIF S Funding (“Funding”) and PIF Holding Blocker S in its consolidated financial statements.

Golub Capital Private Income Fund S
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Cash, cash equivalents and foreign currencies: Cash, cash equivalents and foreign currencies are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company deposits its cash in financial institutions and, at times, such balances exceed the Federal Deposit Insurance Corporation insurance limits.

Restricted cash, restricted cash equivalents and restricted foreign currencies: Restricted cash, restricted cash equivalents and restricted foreign currencies include amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions. Restricted cash, restricted cash equivalents and restricted foreign currencies are held by the trustees for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets.
Foreign currency translation: The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars. Non-U.S. dollar transactions during the period are valued at the prevailing spot rates on the applicable transaction date and the related assets and liabilities are revalued at the prevailing spot rates as of period-end.

Net assets and fair values are presented based on the applicable foreign exchange rates and fluctuations arising from the translation of assets and liabilities are included within the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies on the Consolidated Statement of Operations.
Foreign security and currency transactions involve certain considerations and risks not typically associated with investing in U.S. companies. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.
Revenue recognition:

Investments and related investment income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments.

Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and the Company accretes or amortizes such amounts over the life of the loan as interest income (“Discount Amortization”).

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees that are not deemed to be an adjustment to yield as fee income when earned.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer.

Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and

Golub Capital Private Income Fund S
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

For the period ended December 31, 2025, the Company did not recognize any dividend income received in cash and did not receive any return of capital distributions in cash.
Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investment transactions in the Consolidated Statement of Operations.
Non-accrual investments: A loan can be left on accrual status while the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any capitalized Loan Origination Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. There were no loans on non-accrual status as of December 31, 2025.
Management reviews all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. There were no preferred equity securities on non-accrual status as of December 31, 2025.
Income taxes: Beginning with its tax year ending September 30, 2026, the Company intends to elect to be treated, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code and intends to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify and be subject to taxation as a RIC, among other things, the Company will be required to meet certain source of income and asset diversification requirements and timely distribute dividends for U.S. federal income tax purposes to its shareholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. Beginning with its tax year ending September 30, 2026, the Company intends to make the requisite distributions to its shareholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its shareholders.

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company could then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through December 31, 2025.

Golub Capital Private Income Fund S
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statement of Operations. For the period ended December 31, 2025, the Company did not record any U.S. income tax.
Dividends and distributions: Dividends and distributions to common shareholders are recorded on the record date. Subject to the discretion of and as determined by the Board, the Company intends to authorize and declare ordinary cash distributions based on a formula approved by the Board on a quarterly basis. The amount to be paid out as a dividend or distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company can retain such capital gains for investment in its discretion.

The Company has adopted a distribution reinvestment plan (“DRIP”) that provides for reinvestment of any distributions the Company declares in cash on behalf of its shareholders, unless a shareholder elects to receive cash. As a result, if the Board authorizes and the Company declares a cash distribution, then shareholders who have not “opted out” of the DRIP will have their cash distribution automatically reinvested in additional Common Shares, rather than receiving the cash distribution. Shares issued under the DRIP will be issued at a price per share equal to the most recent net asset value (“NAV”) per share for such shares at the time the distribution is payable.

Deferred offering costs: Costs associated with the offering of Common Shares will be capitalized as deferred offering expenses and amortized on a straight line basis. Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. For the period ended December 31, 2025, the Company did not recognize any amortization of deferred offering costs in the Consolidated Statement of Operations.

Segment reporting: In accordance with ASC Topic 280 - Segment Reporting (“ASC Topic 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and, to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (the “CODM”) is comprised of the senior executive committee that, as of December 31, 2025, includes the Company’s chief executive officer and chief financial officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in evaluating the Company’s distribution policy. Performance metrics are provided to the CODM on a quarterly basis and are utilized to evaluate performance generated from segment net assets. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statement of Financial Condition as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statement of Operations.

Golub Capital Private Income Fund S
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Recent accounting updates: In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU No. 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU No. 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company does not expect this update to have a material effect on the Company’s consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU No. 2024-03 requires disaggregated disclosure of certain costs and expenses, including purchase of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for annual years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact of adopting ASU No. 2024-03.

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to the Company. The Investment Adviser is a registered investment adviser with the SEC. The Investment Adviser receives fees for providing services under the Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee. The management fee and incentive fee will begin to be charged for periods beginning after December 31, 2025.

Base Management Fee
The base management fee is calculated at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable quarter adjusted for share issuances and repurchases and is payable quarterly in arrears. For purposes of the Investment Advisory Agreement, net assets means the Company’s assets less liabilities determined in accordance with GAAP. For the first calendar quarter in which the Company has operations, (i.e., the quarter ended March 31, 2026), net assets will be measured as the beginning total assets less liabilities as of the date on which the Company broke escrow for the Initial Offering. To the extent the Investment Adviser or an affiliate of the Investment Adviser provides investment advisory, collateral management or other similar services to a subsidiary of the Company, the Company’s management fee will be reduced by an amount equal to the product of (a) the total fees paid to the Investment Adviser by such subsidiary for such services and (b) the percentage of such subsidiary’s total equity that is owned, directly or indirectly, by the Company.

Incentive Fees

The incentive fee consists of two components that are independent of each other, with the result that one component could be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Company’s income and a portion is based on a percentage of the Company’s capital gains, each as described below.

(i)     Income based incentive fee (the “Income Incentive Fee”)

The Income Incentive Fee is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of net assets at the end of the immediate preceding quarter, adjusted for share issuances and repurchases, from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that are received from portfolio companies) accrued during the calendar quarter, minus operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any distribution or shareholder servicing fees).

Golub Capital Private Income Fund S
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that has not yet been received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of the Company’s net assets at the end of the immediate preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized).

The Company pays the Investment Adviser quarterly in arrears an Income Incentive Fee with respect to the Company’s Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

•No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.25% per quarter (5.0% annualized);
•100% of the dollar amount of Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.43% (5.72% annualized). This portion of Pre-Incentive Fee Net Investment Income Returns that exceeds the hurdle rate but is less than 1.43% is referred to as the “catch-up” provision; and
•12.5% of the dollar amount of Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.43% (5.72% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Investment Adviser.

The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter.

(ii)     Capital gains based incentive fee (the “Capital Gain Incentive Fee”)

The second component of the incentive fee, the Capital Gain Incentive Fee, is payable at the end of each calendar year in arrears. The amount payable equals
•12.5% of cumulative realized capital gains from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Capital Gain Incentive Fee.

Realized capital gains and losses include gains and losses on investments, foreign currencies, including gains and losses on borrowings in foreign currencies, derivative contracts and any income tax related to cumulative aggregate realized gains and losses.

Each year, the fee paid for the Capital Gain Incentive Fee is net of the aggregate amount of any previously paid Capital Gains Incentive Fee for all prior periods. In accordance with GAAP, the Company accrues, but will not pay, a Capital Gains Incentive Fee with respect to aggregate unrealized capital appreciation on investments even though such unrealized capital appreciation is not included in calculating the Capital Gains Incentive Fee payable under the Investment Advisory Agreement. There can be no assurance that any such unrealized capital appreciation will be realized in the future.

Golub Capital Private Income Fund S
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Administration Agreement: Under the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment, provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, preparing reports to shareholders and reports filed with the SEC, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to shareholders, managing the payment of expenses and the performance of administrative and professional services rendered by others. The Company reimburses the Administrator for costs and expenses including, but not limited to, those related to the allocable portion of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including fees and expenses associated with performing compliance functions and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. The Board reviews such expenses to determine that those expenses, including any allocation of expenses among the Company and other entities for which the Administrator provides similar services, are reasonable and comparable to administrative services charged by unaffiliated third-party asset managers. Under the Administration Agreement, the Administrator also provides, on the Company’s behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance and will be paid an additional amount based on the cost of the services provided, which amount shall not exceed the amount the Company receives from such portfolio companies. As of December 31, 2025, the Company was not allocated shared services under the Administration Agreement.

Each of the Investment Advisory Agreement and the Administration Agreement were approved by the Board, and both became effective on December 5, 2025 and will continue in effect for an initial term of two years. The Company may terminate the Investment Advisory Agreement or the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.

Managing Dealer Agreement: The Company has entered into a managing dealer agreement (as amended, the “Managing Dealer Agreement”) with Arete Wealth Management, LLC (the “Managing Dealer”). Under the terms of the Managing Dealer Agreement, the Managing Dealer will manage relationships with third-party brokers engaged by the Managing Dealer to participate in the distribution of the Company’s Common Shares (referred to as “participating brokers”), and financial advisors. The Managing Dealer will be entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.85% of the aggregate NAV attributable to the Company’s common shares. The shareholder servicing and/or distribution fees will be payable to the Managing Dealer, but the Managing Dealer anticipates that all or a portion of the shareholder servicing fees and/or distribution fees will be retained by, or reallowed (paid) to, participating brokers. In addition, pursuant to the Managing Dealer Agreement, the Company will pay the Managing Dealer certain fees for its services as Managing Dealer, including a 1.75 basis point variable managing dealer fee that is payable quarterly in arrears on any new capital raised in the Offering. Such fees are borne indirectly by all shareholders of the Company. For the period ended December 31, 2025, the Company did not incur fees to the Managing Dealer.

The Managing Dealer is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority (“FINRA”).

The Managing Dealer Agreement may be terminated at any time, without the payment of any penalty, by vote of a majority of the Company’s trustees who are not “interested persons”, as defined in the 1940 Act, of the Company and who have no direct or indirect financial interest in the operation of the Company’s distribution and servicing plan or the Managing Dealer Agreement or by vote a majority of the outstanding voting securities of the Company, on not more than 60 days’ written notice to the Managing Dealer or the Investment Adviser. The Managing Dealer Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act.

Expense Support and Conditional Reimbursement Agreement: The Company has entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Investment Adviser. The Investment Adviser may elect to pay certain expenses on the Company’s behalf (each, an “Expense Support Payment”), provided that no portion of the payment will be used to pay any of the Company’s interest expense or distribution and/or shareholder servicing fees. Any Expense Support Payment that the Investment Adviser has committed to pay must be paid by the Investment Adviser to the Company in any combination of cash or other

Golub Capital Private Income Fund S
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Company to the Investment Adviser or its affiliates.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Investment Adviser until such time as all Expense Support Payments made by the Investment Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment”. “Available Operating Funds” means the sum of the Company’s (i) net investment income calculated in accordance with GAAP, (ii) net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Investment Adviser has waived its right to receive such payment for the applicable month.

The following table presents a summary of Expense Support Payments and the related Reimbursement Payments since the Company’s commencement of operations.

For the Period Ended	Expense Support Payments by Investment Adviser	Reimbursement Payments to Investment Adviser	Unreimbursed Expense Support Payments
December 31, 2025	$1,111	$—	$1,111
As of December 31, 2025, the Investment Adviser made Expense Support Payments totaling $1,111. There were no Reimbursement Payments made to the Investment Adviser as of December 31, 2025.

Other Related Party Transactions: On September 26, 2025 and December 19, 2025, GPIF S Feeder purchased 400 Common Shares and 820,000 Common Shares, respectively, at a price of $25.00 per share. Prior to the Initial Closing, the Board authorized the redemption of the 820,400 Common Shares held by GPIF S Feeder at a price of $25.00 per share effective December 31, 2025.

On December 29, 2025, the Company entered into the GPIF S Purchase Agreement pursuant to which the Company acquired all the assets and liabilities of Funding and Holdings, including PIF Holding Blocker S, for an aggregate purchase price of approximately $74,637, the December 31, 2025 NAV of Funding and Holdings (the “Purchase Price”). The Company paid an initial cash payment in the amount of $61,000 on December 31, 2025. In addition the Company entered into a $13,637 short-term unsecured promissory note with OS Cayman Trust and the Investment Adviser that expires on March 15, 2026. The Investment Adviser, and not the Company, agreed to pay any interest payable under the promissory note with OS Cayman Trust.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. There were no expenses reimbursed to the Administrator for the period ended December 31, 2025. As of December 31, 2025, $2,131 which includes $1,111 of Expense Support Payments, of reimbursable expenses that were paid by the Administrator on behalf of the Company were included in accounts payable and accrued expenses on the Consolidated Statement of Financial Condition.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (the “Adviser Revolver”) which, as of December 31, 2025, permits the Company to borrow a maximum of $100,000 and expires on December 23, 2028. Refer to Note 6 for discussion of the Adviser Revolver.

Golub Capital Private Income Fund S
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 4. Investments

Investments as of December 31, 2025 consisted of the following:

	As of December 31, 2025
	Principal	Amortized Cost	Fair Value
Senior secured	$4,656	$4,625	$4,625
One stop	170,696	170,474	170,474
Second lien	496	496	496
Equity	N/A	3,048	3,048
Total	$175,848	$178,643	$178,643

The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business.

	As of December 31, 2025
Amortized Cost:
United States
Southeast	$56,193	31.4%
Midwest	33,191	18.6
Mid-Atlantic	26,257	14.7
Northeast	19,401	10.9
Southwest	18,307	10.2
West	7,871	4.4
Canada	6,540	3.7
Germany	5,133	2.9
United Kingdom	4,922	2.8
Finland	828	0.4
Total	$178,643	100.0%
Fair Value:
United States
Southeast	$56,193	31.4%
Midwest	33,191	18.6
Mid-Atlantic	26,257	14.7
Northeast	19,401	10.9
Southwest	18,307	10.2
West	7,871	4.4
Canada	6,540	3.7
Germany	5,133	2.9
United Kingdom	4,922	2.8
Finland	828	0.4
Total	$178,643	100.0%

Golub Capital Private Income Fund S
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as a percentage of total investments in portfolio companies as of December 31, 2025 were as follows:

	As of December 31, 2025
Amortized Cost:
Automobiles	$10,195	5.7%
Beverages	5,387	3.0
Building Products	2,822	1.6
Commercial Services & Supplies	9,205	5.2
Containers & Packaging	9,484	5.3
Diversified Consumer Services	3,192	1.8
Food & Staples Retailing	3,245	1.8
Healthcare Equipment & Supplies	5,927	3.3
Healthcare Providers & Services	10,618	5.9
Healthcare Technology	4,855	2.7
Hotels, Restaurants & Leisure	13,510	7.6
Insurance	20,390	11.4
IT Services	5,467	3.1
Life Sciences Tools & Services	2,761	1.6
Marine	5,729	3.2
Professional Services	5,591	3.1
Real Estate Management & Development	7,930	4.4
Software	47,710	26.7
Water Utilities	4,625	2.6
Total	$178,643	100.0%

	As of December 31, 2025
Fair Value:
Automobiles	$10,195	5.7%
Beverages	5,387	3.0
Building Products	2,822	1.6
Commercial Services & Supplies	9,205	5.2
Containers & Packaging	9,484	5.3
Diversified Consumer Services	3,192	1.8
Food & Staples Retailing	3,245	1.8
Healthcare Equipment & Supplies	5,927	3.3
Healthcare Providers & Services	10,618	5.9
Healthcare Technology	4,855	2.7
Hotels, Restaurants & Leisure	13,510	7.6
Insurance	20,390	11.4
IT Services	5,467	3.1
Life Sciences Tools & Services	2,761	1.6
Marine	5,729	3.2
Professional Services	5,591	3.1
Real Estate Management & Development	7,930	4.4
Software	47,710	26.7
Water Utilities	4,625	2.6
Total	$178,643	100.0%

Golub Capital Private Income Fund S
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 5. Fair Value Measurements

The Company follows ASC Topic 820 for measuring fair value. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of estimation and judgment, the degree of which is dependent on the price transparency for the assets or liabilities or market and the assets’ or liabilities’ complexity. The Board designated the Investment Adviser as the Company’s Valuation Designee in accordance with Rule 2a-5 under the 1940 Act. The Company’s fair value analysis, currently undertaken by the Valuation Designee, includes an analysis of the value of any unfunded loan commitments. Assets and liabilities are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the asset or liability as of the measurement date. The three levels are defined as follows:
Level 1:     Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2:     Inputs include quoted prices for similar assets or liabilities in active markets and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the assets or liabilities.
Level 3:     Inputs include significant unobservable inputs for the assets or liabilities and include situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value are based upon the best information available and require significant management judgment or estimation.
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the period ended December 31, 2025. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of the portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. 100% of the investments included in the Initial Assets were subject to review by an independent valuation firm as of December 31, 2025. All investments as of December 31, 2025 were valued using Level 3 inputs of the fair value hierarchy. As of December 31, 2025, all money market funds included in cash equivalents were valued using Level 1 inputs.

Golub Capital Private Income Fund S
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

When determining fair value of Level 3 portfolio investments, the Valuation Designee takes into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly-traded securities, and changes in the interest rate environment and the credit markets generally that affect the price at which similar investments are made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). A portfolio company’s EBITDA can include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. The Valuation Designee may also employ other valuation multiples to determine enterprise value, such as revenues. If debt investments are credit impaired, the Valuation Designee will use the enterprise value analysis or a liquidation basis analysis to determine fair value. The Valuation Designee may include evaluating multiple recovery scenarios and weighting the expected outcomes based on their likelihood when performing the enterprise value analysis. For debt investments that are not determined to be credit impaired, the Valuation Designee uses a market interest rate yield analysis to determine fair value.

In addition, for certain debt investments, the Valuation Designee bases its valuation on indicative bid and ask prices provided by an independent third-party pricing service or directly from brokers. Bid prices reflect the highest price that the Company and others could be willing to pay. Ask prices represent the lowest price that the Company and others could be willing to accept. The Valuation Designee generally uses the midpoint of the independent third-party market “bid” and “ask” quotes to determine the value of our portfolio investments but may use another value if the Valuation Designee determines it better represents the investment’s fair value. While market price quotes from third-party pricing sources may be available, the Valuation Designee has the discretion to seek and utilize independent quotes from independent broker dealers to determine the fair value of the applicable portfolio investment. The Valuation Designee may obtain and consider both “bid” and “ask” quotes from either independent third-party vendors or directly from independent brokers.

Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments could differ significantly from the values that would have been used had a ready market existed for such investments and could differ materially from the values that are ultimately received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly-traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize significantly less than the value at which such investment had previously been recorded.

The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded.

Golub Capital Private Income Fund S
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table presents fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value as of December 31, 2025:

As of December 31, 2025	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$175,595	$175,595
Equity investments(1)	—	—	3,048	3,048
Money market funds(1)(2)	21,795	—	—	21,795
Total assets, at fair value:	$21,795	$—	$178,643	$200,438

(1)Refer to the Consolidated Schedule of Investments for further details.
(2)Included in cash equivalents on the Consolidated Statement of Financial Condition.
The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2025:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of December 31, 2025	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$4,625	Yield analysis	Market interest rate	8.3% - 8.5% (8.5%)
		Market comparable companies	EBITDA multiples	12.5x - 12.5x (12.5x)
One stop loans(2)	$170,474	Yield analysis	Market interest rate	6.0% - 14.8% (8.4%)
		Market comparable companies	EBITDA multiples	8.7x - 26.0x (17.2x)
			Revenue multiples	9.5x - 9.5x (9.5x)
Subordinated debt and second lien loans	$496	Yield analysis	Market interest rate	8.5% - 8.5% (8.5%)
		Market comparable companies	EBITDA multiples	15.0x - 15.0x (15.0x)
Equity(3)	$3,048	Market comparable companies	EBITDA multiples	12.0x - 20.0x (15.3x)
			Revenue multiples	9.5x - 9.5x (9.5x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)The Company valued $159,704 and $10,770 of one stop loans using EBITDA and revenue multiples, respectively.
(3)The Company valued $2,547 and $501 of equity investments using EBITDA and revenue multiples, respectively.

The above tables are not intended to be all-inclusive but rather to provide information on significant unobservable inputs and valuation techniques used by the Valuation Designee.

The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity investments are EBITDA multiples, revenue multiples and market interest rates. The Valuation Designee uses EBITDA multiples and, to a lesser extent, revenue multiples on the Company’s debt and equity investments to determine any credit gains or losses. Increases or decreases in either of these inputs in isolation would have resulted in a significantly lower or higher fair value measurement. The Valuation Designee uses market interest rates for loans to determine if the effective yield on a loan is commensurate with the market yields for that type of loan. If a loan’s effective yield was significantly less than the market yield for a similar loan with a similar credit profile, then the resulting fair value of the loan could have been lower.

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. As a result, with the exception of the line item titled “debt” which is reported at cost, all assets and liabilities approximate fair value on the Consolidated Statement of Financial Condition due to their short maturity. The fair value of the Company’s remaining debt is estimated using Level 3 inputs by approximating the fair value based on acquisition or issuance cost, which the Company believes is a reasonable estimate of fair value due to the recent issuance or acquisition of the debt.

Golub Capital Private Income Fund S
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following is the carrying value and fair value of the Company’s debt as of December 31, 2025:

	As of December 31, 2025
	Carrying Value	Fair Value
Debt	$119,873	$119,873

Note 6. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On December 31, 2025, the Company’s sole shareholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined the Company’s offer to repurchase all of its outstanding Common Shares. As a result of such approval, effective as of the date of the Company’s election to be regulated as a BDC on December 31, 2025, the Company’s asset coverage requirement was reduced from 200% to 150%, or a ratio of total debt-to-equity of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of December 31, 2025, the Company’s asset coverage for borrowed amounts was 188.9%.

BANA Credit Facility: Effective December 31, 2025, the Company assumed, in connection with the GPIF S Purchase Agreement, Funding’s revolving credit and security agreement (as amended and restated on December 31, 2025, the “BANA Credit Facility”) with the Company, as servicer, Bank of America, N.A., as administrative agent and sole lender, and Computershare Trust Company, N.A., as collateral custodian. Under the BANA Credit Facility, the lenders have agreed to extend credit to Funding in an aggregate principal amount of up to $425,000 as of December 31, 2025. Funding may request drawdowns under the BANA Credit Facility through December 11, 2028 and the BANA Credit Facility will mature on December 11, 2031, the sixth anniversary of the closing date of the BANA Credit Facility.

Borrowings under the BANA Credit Facility accrue interest at a rate per annum equal to the floating rate applicable to the currency of such borrowing (which, for U.S. dollar-denominated borrowings, is three-month term SOFR), plus an applicable margin, which is based on the composition of the portfolio and ranges from a floor of 1.70% per annum to 1.85% per annum. Additionally, Funding pays a commitment fee on the unused portion of commitments of (i) 0.25% per annum through April 11, 2026 and (ii) either 0.50% or 1.75% per annum, based on the amount of the unfunded commitments. A reduction fee may be payable in the event of any permanent reduction in commitments of the BANA Credit Facility.

The BANA Credit Facility is secured by all of the assets held by Funding. Funding has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

The borrowings of the Company, including under BANA Credit Facility, are subject to the leverage restrictions contained in the 1940 Act.

As of December 31, 2025, the Company had $105,871 of outstanding debt under the BANA Credit Facility.

For the period ended December 31, 2025, the Company did not incur any interest expense on the BANA Credit Facility. The Company assumed $295 of interest payable as of December 31, 2025 in connection with the GPIF S Purchase Agreement, which is included in interest payable on the Consolidated Statement of Financial Condition.

Golub Capital Private Income Fund S
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Promissory Notes - OS Cayman Trust - Effective December 31, 2025, the Company entered into a $13,637 short-term unsecured promissory note with OS Cayman Trust and the Investment Adviser that expires on March 15, 2026 (the “OS Note”). For the period ended December 31, 2025, the Company did not incur any interest expense on the OS Note. The Investment Adviser, and not the Company, agreed to pay any interest payable under the OS Note.

Promissory Notes - REIT Funding: On December 31, 2025, concurrent with the Initial Closing, the Company issued and sold 400 promissory notes (the “RF Notes”) in a private offering with each RF Note issued in connection with the issuance of one Common Share to each accredited investor. The RF Notes each have a principal amount of $2, a maturity date of December 31, 2055, and the Company pays interest on the RF Notes at an interest rate equal to 12.0% annually. The RF Notes were issued at an original issue discount equal to the price of each Common Share issued in connection with each RF Note, or $25.00 per share. As of December 31, 2025, the outstanding aggregate principal amount of the RF Notes totaled $800. The Company did not incur any interest expense on the RF Notes for the period ended December 31, 2025.

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of December 31, 2025, the Company was permitted to borrow up to $100,000 in U.S. dollars and certain agreed upon foreign currencies and which had a maturity date of December 23, 2028. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). As of December 31, 2025, the short-term AFR was 3.6%. As of December 31, 2025, the Company had no outstanding debt under the Adviser Revolver. For the period ended December 31, 2025, the Company did not incur any interest expense on the Adviser Revolver.

A summary of the Company’s maturity requirements for borrowings as of December 31, 2025 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
BANA Credit Facility(1)	$105,525	$—	$—	$—	$105,525
RF Notes(1)	711	—	—	—	711
OS Note	13,637	13,637	—	—	—
Total borrowings	$119,873	$13,637	$—	$—	$106,236
(1) Represents principal outstanding plus unaccreted original issue discount.

Note 7. Commitments and Contingencies

Commitments: As of December 31, 2025, the Company had outstanding commitments to fund investments totaling $26,305, including $13,343 of commitments on undrawn revolvers.
Indemnifications: In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties that provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as these involve future claims against the Company that have not occurred. The Company expects the risk of any future obligations under these indemnifications to be remote.

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statement of Financial Condition. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of December 31, 2025, there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of any derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

Concentration of credit and counterparty risk: Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company may engage in derivative

Golub Capital Private Income Fund S
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
transactions with counterparties. In the event that the counterparties do not fulfill their obligations, the Company may be exposed to risk.

The risk of default depends on the creditworthiness of the counterparties or issuers of the instruments. The Company’s maximum loss that it could incur related to counterparty risk on derivative instruments is the value of the collateral for that respective derivative instrument. It is the Company’s policy to review, as necessary, the credit standing of each counterparty.

Legal proceedings: In the normal course of business, the Company is subject to legal and regulatory proceedings that are generally incidental to its ongoing operations. While there can be no assurance of the ultimate disposition of any such proceedings, the Company does not believe any disposition will have a material adverse effect on the Company’s consolidated financial statements.

Note 8. Financial Highlights

The financial highlights for the Company are as follows:

Per share data:(1)	Period ended December 31, 2025 †
Net asset value at beginning of period	$25.00
Distributions declared:(2)
From net investment income	(0.03)
Net investment income	0.18
Other (3)	(0.15)
Net asset value at end of period	$25.00
Total return based on net asset value per share(4)	0.72%
Number of common shares outstanding	4,273,517.120

Listed below are supplemental data and ratios to the financial highlights:	Period ended December 31, 2025 †
Ratio of net investment income to average net assets	0.69%
Ratio of total expenses to average net assets(5)	28.89%
Ratio of net expenses to average net assets(5)	28.89%
Total return based on average net asset value(6)	0.69%
Net assets at end of period	$106,838
Average debt outstanding	$1,303
Average debt outstanding per share	$9.00
Asset coverage ratio(7)	188.91%
Asset coverage ratio per unit(8)	$1,889.10
Average market value per unit (9):
Adviser Revolver	N/A
BANA Credit Facility	N/A
OS Note	N/A
RF Notes	N/A

† The Company commenced operations on December 31, 2025.
(1)Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)The per share data for distributions reflect the amount of distributions paid or payable with a record date during the applicable period.
(3)Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding at the end of the period and as of the dividend record date.

Golub Capital Private Income Fund S
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
(4)Total return based on net asset value per share assumes distributions are reinvested in accordance with the DRIP and is not annualized. Total return does not include sales load.
(5)The calculation excludes the net effect of expense support and expense support recoupment, which represents (28.89)% of average net assets for the period ended December 31 2025.
(6)Total return based on average net asset value is calculated as (a) the net increase (decrease) in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.
(7)In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.
(8)Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(9)Not applicable as the Adviser Revolver and BANA Facility are not registered for public trading.

Note 9. Net Assets

On September 26, 2025 and December 19, 2025, GPIF S Feeder purchased 400 Common Shares and 820,000 Common Shares, respectively, at a price of $25.00 per share. Prior to the Initial Closing, the Board authorized the redemption of the 820,400 Common Shares held by GPIF S Feeder at a price of $25.00 per share effective December 31, 2025.

On December 31, 2025, the Company completed the Initial Offering and accepted subscription agreements for total commitments of $106,828 to purchase the Company’s common shares. On December 31, 2025, the Company received the Initial Offering subscription proceeds and issued 4,273,117.120 Common Shares at a price of $25.00 per share. In addition, concurrent with the Initial Closing, the Company issued 400 Common Shares at a price of $25.00 per share for proceeds totaling $10 in a private offering in connection with the issuance of the RF Notes.

Distributions

The Company’s dividends and distributions are recorded on the record date. On October 16, 2025, the Board declared a distribution payable to shareholders of record on December 26, 2025 and payable on February 20, 2026 in an amount (if positive) such that the NAV of the Company as of December 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period October 1, 2025 through December 31, 2025 and the payment of this distribution is $25.00 per share. As of December 31, 2025, the Company recorded distributions payable of $27 to GPIF S Feeder.

Share Repurchase Program

Beginning no later than the second full calendar quarter from the Initial Closing, and at the discretion of the Board, the Company will commence a share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of the NAV of the Company’s Common Shares outstanding as of the close of the calendar quarter prior to the applicable valuation date. The Board may amend, suspend or terminate the share repurchase program upon 30 days’ notice, if it deems such action to be in the best interest of shareholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the share repurchase program, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers on or around the last business day of the first month of such quarter using a purchase price equal to the NAV per share as of the last calendar day of the prior quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

Golub Capital Private Income Fund S
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the period ended December 31, 2025:

For the period ended December 31, 2025
Earnings available to stockholders	$27
Basic and diluted weighted average shares outstanding	144,834
Basic and diluted earnings per share	$0.18

Note 11. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On January 26, 2026, the Company repaid in full the $13,637 OS Note.

The Company received an approximate amount of $5,817 of net proceeds from the issuance of Common Shares for subscriptions effective February 1, 2026.

Dividend Declarations

On December 29, 2025 and February 2, 2026, the Board declared gross distributions to shareholders of record as set forth in the table below:

Declaration Date	Record Date	Payment Date	Gross Distribution
December 29, 2025	January 31, 2026	February 26, 2026	$0.1667
February 2, 2026	February 28, 2026	March 30, 2026	$0.1667
February 2, 2026	March 31, 2026	April 29, 2026	$0.1667
February 2, 2026	April 30, 2026	May 28, 2026	$0.1667

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our unaudited interim consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In this report, “we,” “us,” “our” and “GPIF S” refer to Golub Capital Private Income Fund S and its consolidated subsidiaries.

Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including statements as to:

•our future operating results;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives due to disruptions, including, without limitation, those caused by global health pandemics, or other large scale events;
•the effect of investments that we expect to make and the competition for those investments;
•our contractual arrangements and relationships with third parties;
•actual and potential conflicts of interest with GC Advisors LLC, or GC Advisors, and other affiliates of Golub Capital LLC, or collectively, Golub Capital;
•the dependence of our future success on the general economy and its effect on the industries in which we invest;
•the ability of our portfolio companies to achieve their objectives;
•the use of borrowed money to finance a portion of our investments;
•the adequacy of our financing sources and working capital;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•general economic and political trends and other external factors;
•changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets that could result in changes to the value of our assets;
•elevated levels of inflation, and its impact on us, on our portfolio companies and on the industries in which we invest;
•the ability of GC Advisors to locate suitable investments for us and to monitor and administer our investments;
•the ability of GC Advisors or its affiliates to attract and retain highly talented professionals;
•the ability of GC Advisors to continue to effectively manage our business due to disruptions, including those caused by global health pandemics, or other large scale events;
•turmoil in Ukraine, Russia and the Middle East, including sanctions related to such turmoil, and the potential for volatility in energy prices and other supply chain issues and any impact on the industries in which we invest;
•our ability to qualify and maintain our qualification as a regulated investment company, or RIC, and as a business development company;
•the impact of information technology systems and systems failures, including data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;
•general price and volume fluctuations in the stock markets;
•the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, (as described below) and the rules and regulations issued thereunder and any actions toward repeal thereof; and
•the effect of changes to tax legislation and our tax position.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in Amendment No. 1 to our Registration Statement on Form 10, filed with the Securities and Exchange Commission, or the SEC, on December 19, 2025.

We have based the forward-looking statements included in this report on information available to us on the date of this report. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. This Quarterly Report on Form 10-Q contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As a business development company and a RIC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and after our election to be treated as a RIC, limitations imposed by the Code. We were formed in July 2025 as a Delaware statutory trust. We commenced investment operations on December 31, 2025.
Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. In addition, we expect to invest in liquid credit instruments, including secured floating rate syndicated loans (e.g., broadly syndicated loans), securitized products and corporate bonds though the exact allocation could vary from time to time depending on market conditions and available investment opportunities. Our portfolio may also include other credit-related investments, including, without limitation, structured and synthetic debt investments and debt investments accompanied by equity securities, preferred equity and, to a limited extent, common equity investments not associated with a debt investment. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $90.0 billion1 in capital under management as of January 1, 2026, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
Our investment activities are managed by GC Advisors and supervised by the Board of which a majority of the members are independent of us, GC Advisors and its affiliates.
Under an investment advisory agreement, or the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on the value of our net assets as well as an incentive fee based on our investment performance. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator. Under the Administration Agreement, we have agreed to reimburse the Administrator for our costs and expenses, including, but not limited to, those related to the allocable portion (subject to the review and approval of our independent trustees) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

1 “Capital under management” is a gross measure of invested capital including leverage as of January 1, 2026.

We seek to invest at least 80% of our total assets (net assets plus borrowings for investment purposes) directly or indirectly in private credit investments (loans, bonds and other credit and related instruments that are issued in private offerings or issued by private companies). If we change our 80% test, we will provide shareholders with at least 60 days’ notice of such change. We expect to make investments that typically will have position sizes under 1% of our portfolio, on average.
We expect to selectively invest more than 1% of our portfolio in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base, particularly during the period prior to raising sufficient capital, which may result in larger individual investments when and if our capital base increases. We may invest in companies of any size or capitalization.
We generally invest in instruments that have been rated below investment grade by independent rating agencies or that would be rated below investment grade if they were rated. These instruments, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. In addition, many of our debt investments have floating interest rates that reset on a periodic basis and typically do not fully pay down principal prior to maturity, which could increase our risk of losing part or all of our investment.
As of December 31, 2025, our portfolio at fair value was comprised of the following:

	As of December 31, 2025
Investment Type	Investments at Fair Value (in thousands)	Percentage of Total Investments
Senior secured	$4,625	2.6%
One stop	170,474	95.4
Second lien	496	0.3
Equity	3,048	1.7
Total	$178,643	100.0%
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of December 31, 2025, one stop loans included $10.8 million of recurring revenue loans at fair value.
As of December 31, 2025, we had debt and equity investments in 40 portfolio companies.
Revenues: We generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, one stop, second lien or subordinated loans, typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or PIK, interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. For additional details on revenues, see “Critical Accounting Policies - Revenue Recognition.”

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment or derivative instrument, without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments and derivative instruments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investment transactions in our Consolidated Statement of Operations.

Expenses: Our primary operating expenses include the payment of fees to GC Advisors under the Investment Advisory Agreement and interest expense on our outstanding debt. We bear all other out-of-pocket costs and expenses of our operations and transactions including:
•organizational expenses;
•calculating our NAV (including the cost and expenses of any independent valuation firm);
•fees and expenses incurred by GC Advisors and payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments, which fees and expenses include, among other items, due diligence reports, appraisal reports, any studies commissioned by GC Advisors and travel and lodging expenses;
•interest payable on debt, if any, incurred by us to finance its investments and expenses related to unsuccessful portfolio acquisition efforts;
•offerings of our Common Shares or other securities, including any public or private offering of our Common Shares;
•investment advisory fees, including management fees and incentive fees;
•administration fees and expenses payable under the Administration Agreement (including payments based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, fees and expenses associated with performing compliance functions and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);
•fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with, evaluating and making investments in portfolio companies, including costs associated with meeting financial sponsors;
•fees payable to transaction/brokerage platforms;
•subscription processing fees and expenses;
•reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices;
•fees incurred by us for transfer agent, dividend agent and custodial fees and expenses;
•fees and expenses payable under any managing dealer and selected dealer agreements, if any;
•all costs of registration and listing of our securities on any securities exchange, if applicable;
•U.S. federal and state registration and franchise fees;
•U.S. federal, state and local taxes;
•independent trustees’ fees and expenses;
•costs of preparing and filing reports or other documents required by the SEC, state securities regulators or other regulators;
•costs of any reports, proxy statements or other notices to shareholders, including printing costs;
•costs associated with individual or group shareholders;
•costs of registration rights granted to certain investors;

•costs associated with compliance under the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act;
•our allocable portion of any fidelity bond, trustees and officers/errors and omissions liability insurance, and any other insurance premiums;
•direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
•costs and expenses, including travel, meals, accommodations, entertainment and other similar expenses, incurred by GC Advisors or its affiliates for meetings with existing investors and any intermediaries, registered investment advisors, financial and other advisors representing such existing investors;
•proxy voting expenses; and
•all other expenses incurred by us or the Administrator in connection with administering our business.

We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

We have entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with GC Advisors. Under the Expense Support Agreement, GC Advisors may elect to pay certain expenses on our behalf (each, an “Expense Support Payment”), provided that no portion of the payment will be used to pay any of our interest expense or distribution and/or shareholder servicing fees. Refer to Note 3 of our consolidated financial statements for further details on the Expense Support Agreement.

Recent Developments

On January 26, 2026, we repaid in full the $13.6 million OS Note (as defined in Note 6 of our Consolidated Financial Statements).
The Company received an approximate amount of $5.8 million of net proceeds from the issuance of Common Shares for subscriptions effective February 1, 2026.

Dividend Declarations

On December 29, 2025 and February 2, 2026, our Board declared gross distributions to shareholders of record as set forth in the table below:

Declaration Date	Record Date	Payment Date	Gross Distribution
December 29, 2025	January 31, 2026	February 26, 2026	$0.1667
February 2, 2026	February 28, 2026	March 30, 2026	$0.1667
February 2, 2026	March 31, 2026	April 29, 2026	$0.1667
February 2, 2026	April 30, 2026	May 28, 2026	$0.1667

Consolidated Results of Operations

Consolidated operating results for the period ended December 31, 2025 are as follows:

December 31, 2025 (in thousands)
Interest income	$27
Total investment income	$27
Net expenses	—
Net investment income	$27
Net increase in net assets resulting from operations	$27

As we commenced operations on December 31, 2025, no income was earned prior to December 31, 2025.

Expenses

The following table summarizes our expenses for the period ended December 31, 2025:

December 31, 2025 (in thousands)
Professional fees	$14
Organization expenses	1,097
Expense support (Note 3)	(1,111)
Net expenses	$—
Total debt outstanding	$119,873

As we commenced operations on December 31, 2025, no expenses were incurred prior to December 31, 2025.

Professional Fees and General and Administrative Expenses

In general, we expect certain of our operating expenses, including professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. There were no expenses reimbursed to the Administrator for the period ended December 31, 2025. As of December 31, 2025, included in accounts payable and accrued expenses was $2.1 million, (which includes $1.1 million of unreimbursed Expense Support Payments as of December 31, 2025), of expenses paid on behalf of us by the Administrator.

Liquidity and Capital Resources

For the period ended December 31, 2025, we experienced a net increase in cash, cash equivalents, foreign currencies, restricted cash and restricted foreign currencies of $68.7 million. During the period, cash used by operating activities was $73.0 million, primarily as a result of the acquisition of the Initial Assets (as defined in Note 1 of our Consolidated Financial Statements) for $73.0 million, net of cash assumed. Lastly, cash provided by financing activities was $141.7 million, primarily driven by proceeds from the issuance of common shares of $127.3 million and borrowings of debt of $14.3 million.
As of December 31, 2025, we had cash, cash equivalents and foreign currencies of $68.5 million. In addition, we had restricted cash and restricted foreign currencies of $0.2 million as of December 31, 2025. Cash, cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash, restricted cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our credit facilities, as applicable.

Pursuant to the Expense Support Agreement, the Investment Adviser has agreed to advance certain expenses along with any other expenses through the date on which the Company completes the Initial Offering (as defined in Note 1 of our Consolidated Financial Statements). We are obligated to reimburse the Investment Adviser for such advanced expenses upon completion of the Initial Offering.

On December 31, 2025, we completed the Initial Offering and accepted subscription agreements for total commitments of $106.8 million to purchase our common shares. On December 31, 2025, we received the Initial Offering subscription proceeds and issued 4,273,117.120 Common Shares at a price of $25.00 per share (the “Initial Closing”). In addition, concurrent with the Initial Closing, we issued 400 Common Shares at a price of $25.00 per share for proceeds totaling $10,000 in a private offering in connection with the issuance of the RF Notes (as defined in Note 6 of our Consolidated Financial Statements).

Revolving Debt Facilities

BANA Credit Facility - Effective December 31, 2025, we assumed, in connection with the GPIF S Purchase Agreement (as defined in Note 1 of our Consolidated Financial Statements), the BANA Credit Facility (as defined in Note 6 of our Consolidated Financial Statements), which, as of December 31, 2025, allowed us to borrow up to $425.0 million at any time outstanding, subject to leverage and borrowing base restrictions. As of December 31, 2025, we had $105.9 million outstanding under the BANA Credit Facility. As of December 31, 2025, subject to leverage and borrowing base restrictions, we had approximately $319.1 million of remaining commitments and $2.1 million of availability on the BANA Credit Facility.

Adviser Revolver - On December 23, 2025, we entered into the Adviser Revolver (as defined in Note 3 of our Consolidated Financial Statements) with GC Advisors. As of December 31, 2025, we were permitted to borrow up to $100.0 million at any one time outstanding under the Adviser Revolver. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and generally intend to repay borrowings under the Adviser Revolver within 30 to 45 days from which they are drawn. As of December 31, 2025, we had no amount outstanding under the Adviser Revolver.

Promissory Notes - OS Cayman Trust

Effective December 31, 2025, we entered into a $13.6 million OS Note with OS Cayman Trust and the Investment Adviser, that expires March 15, 2026.

Promissory Notes - REIT Funding

On December 31, 2025, concurrent with the Initial Closing, the Company issued and sold 400 promissory notes, each with a principal amount of $2,000 in a private offering (“ RF Notes”). The RF Notes were issued in connection with the issuance of one Common Share to each accredited investor. As of December 31, 2025, the outstanding aggregate principal amount of the RF Note totaled $0.8 million.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On December 4, 2025, our sole shareholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined an offer by us to repurchase all our outstanding Common Shares. As a result of such approval, effective as of the date of our BDC election on December 31, 2025, our asset coverage requirement was reduced from 200% to 150%, or a ratio of total debt-to-equity of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. We currently intend to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of December 31, 2025, our asset coverage for borrowed amounts and GAAP debt-to-equity ratio 188.9% and 1.12x, respectively.

As of December 31, 2025, we had outstanding commitments to fund investments totaling $26.3 million, including $13.3 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2025, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of December 31, 2025 is included in Note 6 of our consolidated financial statements. We did not have any other material contractual payment obligations as of December 31, 2025. As of December 31, 2025, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on the cash balances that we maintain, availability under our BANA Credit Facility and Adviser Revolver, ongoing principal repayments on debt investment assets.

Although we expect to fund the growth of our investment portfolio through the net proceeds from future securities offerings and future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our efforts to raise capital will be successful. In addition, from time to time, we can amend, refinance, or enter into new leverage facilities and securitization financings, to the extent permitted by applicable law. In addition to capital not being available, it also could not be available on favorable terms. To the extent we are not able to raise capital on what we believe are favorable terms, we will focus on optimizing returns by investing capital generated from repayments into new investments we believe are attractive from a risk/reward perspective. Furthermore, to the extent we are not able to raise capital and are at or near our targeted leverage ratios, we could receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy.

Portfolio Composition, Investment Activity and Yield

As of December 31, 2025, we had investments in 40 portfolio companies, with a total fair value of $178.6 million.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of December 31, 2025(1)
	Principal	Amortized Cost	Fair Value
Senior secured	$4,656	$4,625	$4,625
One stop	170,696	170,474	170,474
Second lien	496	496	496
Equity	N/A	3,048	3,048
Total	$175,848	$178,643	$178,643

(1)As of December 31, 2025, $27.0 million of our loans at both amortized cost and fair value, included a feature permitting a portion of interest due on such loan to be PIK interest.
As of December 31, 2025, we had no loans or preferred equity investments on non-accrual status. As of December 31, 2025, the fair value of our debt investments as a percentage of the outstanding principal value was 99.9%.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments acquired during the period ended December 31, 2025:

Period ended December 31, 2025
Weighted average rate of investments	8.7%
Weighted average spread over the applicable base rate of floating rate investments	5.0%
Weighted average market discount on investments acquired	0.1%
As of December 31, 2025, 99.3% of our debt portfolio at both fair value and at amortized cost had interest rate floors that limited the minimum applicable interest rates on such loans.
As of December 31, 2025, the portfolio median2 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $145.2 million. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

2 The portfolio median EBITDA is based on our portfolio of debt investments and excludes (i) portfolio companies with negative or de minimis EBITDA, (ii) investments designated as recurring revenue loans and (iii) investments on non-accrual status.

As part of the monitoring process, GC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on an internal system developed by Golub Capital and its affiliates. This system is not generally accepted in our industry or used by our competitors. It is based on the following categories, which we refer to as GC Advisors’ internal performance ratings:

Internal Performance Ratings
Rating	Definition
5	Involves the least amount of risk in our portfolio. The borrower is performing above expectations, and the trends and risk factors are generally favorable.
4	Involves an acceptable level of risk that is similar to the risk at the time of origination. The borrower is generally performing as expected, and the risk factors are neutral to favorable.
3	Involves a borrower performing below expectations and indicates that the loan’s risk has increased somewhat since origination. The borrower could be out of compliance with debt covenants; however, loan payments are generally not past due.
2	Involves a borrower performing materially below expectations and indicates that the loan’s risk has increased materially since origination. In addition to the borrower being generally out of compliance with debt covenants, loan payments could be past due (but generally not more than 180 days past due).
1	Involves a borrower performing substantially below expectations and indicates that the loan’s risk has substantially increased since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Loans rated 1 are not anticipated to be repaid in full and we will reduce the fair market value of the loan to the amount we anticipate will be recovered.

Our internal performance ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments.

For any investment rated 1, 2 or 3, GC Advisors will increase its monitoring intensity and prepare regular updates for the investment committee, summarizing current operating results and material impending events and suggesting recommended actions.

GC Advisors monitors and, when appropriate, changes the internal performance ratings assigned to each investment in our portfolio. In connection with our valuation process, GC Advisors and our Board review these internal performance ratings on a quarterly basis.

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2025:

	As of December 31, 2025
Internal Performance Rating	Investments at Fair Value	Percentage of Total Investments
5	$52	0.0%*
4	178,591	100.0
3	—	—
2	—	—
1	—	—
Total	$178,643	100.0%
*Represents an amount less than 0.1%.

The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of December 31, 2025.

Average Price[1]
Category	As of December 31, 2025
Internal Performance Ratings 4 and 5 (Performing At or Above Expectation)	99.9%
Total	99.9%
(1)Includes only debt investments held as of December 31, 2025. Price reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.

Distributions

We intend to make periodic regular and special distributions to our shareholders as determined by our Board. As a result, our distribution rates and payment frequency may vary from time to time and are not guaranteed. There is no assurance we will pay distributions in any particular amount, if at all For additional details on distributions, see “Income taxes” in Note 2 to our consolidated financial statements included in this Quarterly Report.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of our distributions from time to time. In addition, the asset coverage requirements applicable to us as a business development company under the 1940 Act could limit our ability to make distributions. If we do not distribute a certain percentage of our income annually, we will suffer adverse U.S. federal income tax consequences, including the possible loss of our ability to be subject to taxation as a RIC. We cannot assure shareholders that they will receive any distributions.

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations can differ from net investment income and realized gains recognized for financial reporting purposes. Differences are permanent or temporary. Permanent differences are reclassified within capital accounts in the financial statements to reflect their tax character. For example, permanent differences in classification result from the treatment of distributions paid from short-term gains as ordinary income dividends for tax purposes. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

To the extent our taxable earnings fall below the total amount of our distributions for any tax year, a portion of those distributions could be deemed a return of capital to our shareholders for U.S. federal income tax purposes. Thus, the source of a distribution to our shareholders could be the original capital invested by the shareholder rather than our income or gains. Shareholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

We have adopted an “opt out” dividend reinvestment plan for our common shareholders. As a result, if we declare a distribution, our shareholders’ cash distributions will be automatically reinvested in additional Common Shares unless a shareholder specifically “opts out” of our distribution reinvestment plan. If a shareholder opts out, that shareholder will receive cash distributions. Although distributions paid in the form of additional Common Shares will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, shareholders participating in our distribution reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•We entered into the Investment Advisory Agreement with GC Advisors. Mr. David Golub, our chief executive officer, is a manager of GC Advisors and owns an indirect pecuniary interest in GC Advisors.
•Golub Capital LLC provides us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement.
•We have entered into a license agreement with Golub Capital LLC, pursuant to which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital.”
•Under a staffing agreement, or the Staffing Agreement, Golub Capital LLC has agreed to provide GC Advisors with the resources necessary to fulfill its obligations under the Investment Advisory Agreement. The Staffing Agreement provides that Golub Capital LLC will make available to GC Advisors experienced investment professionals and provide access to the senior investment personnel of Golub Capital LLC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee will serve in such capacity. Services under the Staffing Agreement are provided on a direct cost reimbursement basis. We are not a party to the Staffing Agreement.
•We entered into the Expense Support Agreement (as defined in Note 3 of our Consolidated Financial Statements) with the Investment Adviser, pursuant to which the Investment Adviser may elect to pay certain expenses on our behalf, provided that no portion of the payment will be used to pay any interest expense or any of our distribution and/or shareholder servicing fees.
•On December 23, 2025, we entered into the Adviser Revolver with the Investment Adviser as the lender, pursuant to which the Investment Adviser has provided us with a $100.0 million unsecured, revolving line of credit for borrowings on a short-term basis to fulfill our working capital needs.
•On September 26, 2025 and December 19, 2025, GCP-PIF Feeder S (“GPIF S Feeder”), a Delaware statutory trust and indirectly wholly-owned subsidiary of GCP HS Fund purchased 400 Common Shares and 820,000 Common Shares, respectively, at a price of $25.00 per share. GPIF S Feeder and GCP HS Fund are managed by an affiliate of GC Advisors. The Board authorized the redemption of the 820,400 Common Shares held by GPIF S Feeder at a price of $25.00 per share effective December 31, 2025.
•On December 29, 2025, we entered into the share purchase and sale agreement, with GCP OS Cayman Trust, and the Investment Adviser, in which we acquired all of the assets and liabilities (the “Initial Assets”) of GPIF S Funding (“Funding”) and GPIF S Holdings (“Holdings”) through the purchase from the Seller of 100% of the beneficial interests in Funding and Holdings. The Initial Assets consisted of loans to 40 borrowers, cash and other assets.
GC Advisors also sponsors or manages, and expects in the future to sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC, Inc., or GBDC, a publicly-traded business development company (Nasdaq: GBDC), Golub Capital Direct Lending Corporation, or GDLC, Golub Capital Direct Lending Unlevered Corporation, or GDLCU, Golub Capital BDC 4, Inc., or GBDC 4, Golub Capital Private Credit Fund, or GCRED, and Golub Capital Private Credit Fund I, or GPIF I, all of which are business development companies that primarily focus on investing in one stop and other senior secured loans. In addition, our officers and directors serve in similar capacities for GBDC, GDLC, GDLCU, GBDC 4, GCRED and GPIF I. If GC Advisors and its affiliates determine that an investment is appropriate for us, GBDC, GDLC, GDLCU, GBDC 4, GCRED, GPIF I, and other accounts, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates could determine that we should invest side-by-side with one or more other accounts.

We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

In addition, we have adopted a formal code of ethics that governs the conduct of our and GC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and Delaware law.

Critical Accounting Policies

The preparation of the consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies. For further information on our significant accounting policies, see Note 2 to our consolidated financial statements included in this Quarterly Report.

Fair Value Measurements

We value investments for which market quotations are readily available at their market quotations. However, a readily available market value is not expected to exist for many of the investments in our portfolio, and we value these portfolio investments at fair value as determined in good faith.

Pursuant to Rule 2a-5 under the 1940 Act, as recently amended, our Board, as permitted, has designated GC Advisors as our valuation designee (the “Valuation Designee”) to perform the determination of fair value of our investments for which market quotations are not readily available, or valued by a third-party pricing service, in accordance with our valuation policies and procedures, subject to the oversight of the Board.

Valuation methods include comparisons of the portfolio companies to peer companies that are public, determination of the enterprise value of a portfolio company, discounted cash flow analysis and a market interest rate approach. The factors that are taken into account in fair value pricing investments include: available current market data, including relevant and applicable market trading and transaction comparables; applicable market yields and multiples; security covenants; call protection provisions; information rights; the nature and realizable value of any collateral; the portfolio company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business; comparisons of financial ratios of peer companies that are public; comparable merger and acquisition transactions; and the principal market and enterprise values. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Valuation Designee will consider the pricing indicated by the external event to corroborate the private equity valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments can differ significantly from the values that would have been used had a readily available market value existed for such investments and differ materially from values that are ultimately received or settled.

Our Valuation Designee is ultimately and solely responsible for determining, in good faith, the fair value of investments that are not publicly-traded, whose market prices are not readily available on a quarterly basis or any other situation where portfolio investments require a fair value determination.

With respect to investments that are not publicly-traded or whose market price is not otherwise (a) readily available or (b) provided via a third-party pricing service or other quote, our Valuation Designee undertakes a multi-step valuation process each quarter, as described below:

Our quarterly valuation process begins with each portfolio investment being initially valued by the investment professionals of GC Advisors responsible for the valuation function. Preliminary valuation conclusions are then documented and discussed with our senior management and GC Advisors. The Valuation Designee reviews these preliminary valuations. At least every other quarter, the valuation for each portfolio investment, subject to a de minimis threshold, is reviewed by an independent valuation firm. The Valuation Designee discusses valuations and determines the fair value of each portfolio investment in good faith.

Determination of fair values involves subjective judgments and estimates. Under current accounting standards, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

The Valuation Designee’s fair value methodology is conducted in accordance with the fair value principles established by ASC Topic 820 for measuring fair value. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of estimation and judgment, the degree of which is dependent on the price transparency for the assets or liabilities or market and the assets’ or liabilities’ complexity. Our fair value analysis, currently undertaken by the Valuation Designee, includes an analysis of the value of any unfunded loan commitments. Assets and liabilities are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the asset or liability as of the measurement date. The three levels are defined as follows:

Level 1: Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2: Inputs include quoted prices for similar assets or liabilities in active markets and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the assets or liabilities.

Level 3: Inputs include significant unobservable inputs for the assets or liabilities and include situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value are based upon the best information available and could require significant management judgment or estimation.

In certain cases, the inputs used to measure fair value could fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the period ended December 31, 2025. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value based on unobservable inputs significant to their fair value as determined in good faith by the Valuation Designee, and may be based on input of the Valuation Designee’s personnel (which may involve the use of a third-party pricing service or quote) and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation at least every other quarter of each non-de minimis portfolio investment in accordance with the Company’s valuation policies, including for those that do not have a readily available market quotation or are not valued via a third-party pricing service or other quote. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. 100% of the investments included in the Initial Assets were subject to review by an independent valuation firm as of December 31, 2025. All investments as of December 31, 2025 were valued using Level 3 inputs of the fair value hierarchy. As of December 31, 2025, all money market funds included in cash equivalents were valued using Level 1 inputs.

When determining fair value of Level 3 portfolio investments, the Valuation Designee may take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly-traded securities, and changes in the interest rate environment and the credit markets generally that could affect the price at which similar investments could be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA. A portfolio company’s EBITDA could include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. The Valuation Designee may also employ other valuation multiples to determine enterprise value, such as revenues. If debt investments are credit impaired, the Valuation Designee will use the enterprise value analysis or a liquidation basis analysis to determine fair value. The Valuation Designee may include evaluating multiple recovery scenarios and weighting the expected outcomes based on their likelihood when performing the enterprise value analysis. For debt investments that are not determined to be credit impaired, the Valuation Designee uses a market interest rate yield analysis to determine fair value.

In addition, for certain debt investments, the Valuation Designee could base its valuation on indicative bid and ask prices provided by an independent third-party pricing service or directly from brokers. Bid prices reflect the highest price that we and others could be willing to pay. Ask prices represent the lowest price that we and others could be willing to accept. The Valuation Designee generally use the midpoint of the independent third-party market “bid” and “ask” quotes to determine the value of our portfolio investments. While market price quotes from third-party pricing sources may be available, the Valuation Designee has the discretion to seek and utilize independent quotes from independent broker dealers to determine the fair value of the applicable portfolio investment. The Valuation Designee may obtain and consider both “bid” and “ask” quotes from either independent third-party vendors or directly from independent brokers.

Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments could differ significantly from the values that would have been used had a market existed for such investments and could differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly-traded instruments. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which such investment had previously been recorded.

Our investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded.

In connection with each sale of our Common Shares, we make a determination that we are not selling Common Shares at a price below the then-current net asset value per share of common shares at the time at which the sale is made or otherwise in violation of the 1940 Act. GC Advisors will consider the following factors, among others, in making such determination:
•The net asset value of our Common Shares disclosed in the most recent periodic report filed with the SEC;
•Its assessment of whether any change in the net asset value per share of our Common Shares has occurred (including through the realization of gains on the sale of portfolio securities) during the period beginning on the date of the most recently disclosed net asset value per share of our Common Shares and ending on the date on which the offering price for such month is determined; and
•The magnitude of the difference between the sale price of the shares of commons shares and management’s assessment of any change in the net asset value per share of our Common Shares during the period discussed above.

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. As a result, with the exception of the line item titled “debt” which is reported at cost, all assets and liabilities approximate fair value on the Consolidated Statement of Financial Condition due to their short maturity.

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Premiums, discounts, and origination fees are amortized or accreted into interest income over the life of the respective debt investment. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees, consulting fees and prepayment premiums on loans and record these fees as fee income when earned. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from limited liability company, or LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

We account for investment transactions on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. We report changes in fair value of investments from the prior period that is measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investment transactions in our Consolidated Statement of Operations.

Non-accrual Investments: Loans may be left on accrual status while we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans could be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. As of December 31, 2025, we had no portfolio company investments on non-accrual status. We review all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected, for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. There were no preferred equity securities on non-accrual status as of December 31, 2025.

Income taxes: We intend to elect to be treated as a RIC under Subchapter M of the Code and will operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, we are required to meet certain source of income and asset diversification requirements, as well as timely distribute to our shareholders dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. We have made and intend to continue to make the requisite distributions to our shareholders, which will generally relieve us from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the period ended December 31, 2025, we did not incur any U.S. federal excise tax.

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified within capital accounts in the financial statements to reflect their tax character. For example, permanent differences in classification may result from the treatment of distributions paid from short-term gains as ordinary income dividends for tax purposes. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including valuation risk and changes in interest rates.

Valuation Risk. We will value investments for which market quotations are readily available at their market quotations. However, a readily available market value is not expected to exist for many of the investments in our portfolio, and we will value these portfolio investments at fair value as determined in good faith by our Valuation Designee, subject to oversight by the Board in accordance with our valuation policy and process. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments could fluctuate from period to period, if we were to sell or liquidate a portfolio investment, including, for example, in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it.

Interest Rate Risk. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future could also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2025, the weighted average floor on loans subject to floating interest rates was 0.76%. The BANA Credit Facility has a floating rate applicable to the currency of such borrowing. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swaps, futures, options and forward contracts to the limited extent permitted under the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the unaudited interim Consolidated Statement of Financial Condition as of December 31, 2025 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(3,453)	$(2,117)	$(1,336)
Down 150 basis points	(2,615)	(1,588)	(1,027)
Down 100 basis points	(1,751)	(1,059)	(692)
Down 50 basis points	(875)	(529)	(346)
Up 50 basis points	875	529	346
Up 100 basis points	1,751	1,059	692
Up 150 basis points	2,626	1,588	1,038
Up 200 basis points	3,501	2,117	1,384

(1)    Assumes applicable three-month base rate as of December 31, 2025, with the exception of SONIA that utilize the December 31, 2025 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of December 31, 2025, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Adviser Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

We could in the future hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swaps, futures, options and forward contracts to the limited extent permitted under the 1940 Act and applicable commodities laws. While hedging activities could insulate us against adverse changes in interest rates, they could also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Item 4. Controls and Procedures.

As of December 31, 2025 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1: Legal Proceedings.

We, GC Advisors LLC and Golub Capital LLC may, from time to time, be involved in legal and regulatory proceedings arising out of our and their respective operations in the normal course of business or otherwise. While there can be no assurance of the ultimate disposition of any such proceedings, each of us, GC Advisors LLC and Golub Capital LLC do not believe it is currently subject to any material legal proceedings.

Item 1A: Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed and under the heading “Risk Factors” in our prospectus, as filed with the SEC on October 31, 2025, as amended on December 19, 2025 and as may be amended and supplemented further from time to time.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

On September 26, 2025 and December 19, 2025, an affiliate of the Investment Adviser purchased 400 Common Shares and 820,000 Common Shares, respectively, at a price of $25.00 per share.

On December 31, 2025, we completed the Initial Offering and accepted subscription agreements for total commitments of $106.8 million to purchase our common shares. On December 31, 2025, we received the Initial Offering subscription proceeds and issued 4,273,117.120 shares of our common shares at $25.00 per share. In addition, we issued 400 Common Shares at a price of $25.00 per share for proceeds totaling $10,000 in a separate private offering on December 31, 2025. See further description of Company’s net assets in Note 9.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal period ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6: Exhibits.
EXHIBIT INDEX

Number	Description
3.1	Amended and Restated Declaration of Trust of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10, filed on October 31, 2025).
3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10, filed on October 31, 2025).
10.1	Share Purchase and Sale Agreement, dated as of December 29, 2025, by and among the Company, GCP OS Cayman Trust and GC Advisors LLC.	*
10.2	Revolving Loan Agreement, dated as of December 23, 2025, by and between the Company, as borrower, and GC Advisors LLC, as lender.	*
10.3	Amended and Restated Credit Agreement, dated as of December 31, 2025, by and among GPIF S Funding, as borrower, the Company, as servicer, Bank of America, N.A., as administrative agent, sole lead arranger and book manager, Computershare Trust Company, N.A., as collateral custodian, the lenders parties thereto and each of the securitization subsidiaries parties thereto.	*
10.4	Investment Advisory Agreement, dated as of December 5, 2025, by and between the Company and GC Advisors LLC (Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10, filed on December 19, 2025).
10.5	Administration Agreement, dated as of December 5, 2025, by and between the Company and Golub Capital LLC (Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form 10, filed on December 19, 2025).
10.6	Transfer Agent Services Agreement, dated as of October 17, 2025, by and between the Company, Golub Capital Private Income Fund S and Ultimus Fund Solutions, LLC (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10, filed on October 31, 2025).
10.7	Trademark License Agreement, dated as of October 6, 2025, by and between Golub Capital LLC and the Company (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10, filed on October 31, 2025).
10.8	Distribution Reinvestment Plan (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10, filed on October 31, 2025).
10.9	Amended and Restated Managing Dealer Agreement, dated as of October 8, 2025, by and between the Company and Arete Wealth Management, LLC (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10, filed on October 31, 2025).
10.10	Form of Selected Intermediary Agreement (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10, filed on October 31, 2025).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital Private Income Fund S

Date: February 17, 2026	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Date: February 17, 2026	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)